Form 10-K
period 2006-09-30
Crusade Global Trust No. 2 of 2005
filed 2006-12-22
CIK 1338600

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-127015-01

CRUSADE MANAGEMENT LIMITED

(as Manager of the Crusade Global Trust No. 2 of 2005

(Australian Business Number 95 528 144 244))

(Exact name of Registrant as specified in its charter)

New South Wales, Australia

(Jurisdiction of incorporation or organization)

Not applicable

(I.R.S. Employer Identification No.)

Level 4, 4-16 Montgomery Street, Kogarah, NSW, 2217, Australia

(Address of principal executive offices)

612 9320 5736

(Registrant’s Telephone Number, Including Area Code)

Securities registered or to be registered pursuant to section 12(b) of the Act:  None.

Securities required to be registered pursuant to section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.         ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  NONE.

The information required for some items in Form 10-K is “not applicable” to the Trust or the Manager. As used in this Annual Report filed on Form 10-K, “not applicable” or “Not applicable” means that the response to the referenced item is omitted in accordance with General Instruction J to form 10-K or in reliance on the procedures outlined in numerous no-action letters issued by the Commission’s Staff with respect to substantially similar securities and trusts that file annual reports on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

The Manager incorporates by reference its Noteholders Reports filed on Form 8-K for the quarterly payment dates in November 2005, February 2006, May 2006 and August 2006, which contain all financial information related to the Trust relevant to the holders of the Notes (the “Noteholders”), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934. See Item 15.

.

TABLE OF CONTENTS

PART I .............................................................................................................................................................................................	4
ITEM 1. BUSINESS.......................................................................................................................................................................	4
ITEM 1A. RISK FACTORS............................................................................................................................................................	4
ITEM 1B. UNRESOLVED STAFF COMMENTS........................................................................................................................	4
ITEM 2. PROPERTIES .....................................................................................................................................................................	4
ITEM 3. LEGAL PROCEEDINGS....................................................................................................................................................	4
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................................	4

PART II............................................................................................................................................................................................	4
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, REALATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES......................................................................................................................	4
ITEM 6. SELECTED FINANCIAL DATA..................................................................................................................................	4
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..................................................................................................................................................	5
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................	5
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................................................................	6
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................................................................................................................................................	6
ITEM 9A. CONTROLS AND PROCEDURES ...........................................................................................................................	6
ITEM 9B. OTHER INFORMATION............................................................................................................................................	6

PART III...........................................................................................................................................................................................	6
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................................	6
ITEM 11. EXECUTIVE COMPENSATION.................................................................................................................................	6
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................................................................................................................................................................	6
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................................................	6
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES..................................................................................................	6

PART IV..........................................................................................................................................................................................	7
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....................................	7

INTRODUCTORY NOTE

The transaction to which this Form 10-K relates was registered with the Securities and Exchange Commission on Form S-11 and closed on September 13, 2005 and therefore is not subject to the requirements of Regulation AB.

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K relates to the Crusade Global Trust No. 2 of 2005 (the “Trust”) and the Class A-1 Mortgage Backed Floating Rate Notes (the “Notes”) issued pursuant to the Note Trust Deed dated as of September 13, 2005 (the “Note Trust Deed”), among Perpetual Trustees Consolidated Limited, as issuer trustee (the “Issuer Trustee”), Crusade Management Limited, as manager (the “Manager”), and The Bank of New York, as note trustee (the “Note Trustee”). Capitalized terms used in this Form 10-K and not defined have the same meanings given to them in the Prospectus relating to the Notes.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports filed on Form 8-K following each quarterly Payment Date (being November 2005, February 2006, May 2006 and August 2006), incorporated by reference herein.

Additionally, an Officer’s Certificate of Compliance, executed by an officer of the Manager is filed herewith as Exhibit 99.1. Such statement certifies that the Manager and the Issuer Trustee, in such capacities, have complied with all conditions and covenants under the Transaction Documents for the issuance of the Notes by the Trust.

ITEM 3. LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, REALATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Notes are not traded on any nationally recognized exchange in the United States.

Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust.

ITEM 6. SELECTED FINANCIAL DATA

The regular quarterly Noteholders Report for the Trust, which is required to be included with each quarterly distribution of the Trust’s assets to Noteholders, sets forth for the prior quarter all of the relevant financial information required by the Trust Deed to be reported to Noteholders. The Noteholders Reports for the quarterly payment dates in November 2005, February 2006, May 2006 and August 2006 filed on Form 8-K are incorporated by reference herein and aggregate totals for the period October 1, 2005 to September 30, 2006 is incorporated herein as Exhibit 13.1.

The foregoing presents all relevant financial information relating to the Trust.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Result of Operation, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in Noteholders Reports as described above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CURRENCY EXCHANGE CONTROL RISK

Interest and principal payments to holders of the Notes are paid in United States dollars (“U.S. dollars”). However payments on the mortgage loans (the “Collections”) are received by the Issuer Trustee, in Australian dollars, in Australia. Pursuant to a swap agreement (“Currency Swap”) the Issuer Trustee is required to pay a portion of the Collections to the swap provider (the “Currency Swap Provider”) who in turn pays (“Swap Currency Exchange”), at the direction of the Issuer Trustee, U.S. dollars to the holders of the Notes. It is possible that in the future, Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the Collections for U.S. dollars.

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

For the purposes of the above bullet points, persons include certain persons associated with the former government of the Federal Republic of Yugoslavia, and certain persons associated with the Government of Zimbabwe and certain entities and individuals associated with the Democratic People’s Republic of Korea.

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

CURRENCY EXCHANGE RISK

Interest and principal on the Notes is payable in U.S. dollars and the Trust’s primary source for funding its payments on the Notes is its Collections on the mortgage loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favorable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Notes, even though the delinquency and loss experience on the mortgage loans may be acceptable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements.  Because the Notes are essentially “pass-through” securities, the Trust will have income only in the limited sense of collecting payments on the residential mortgage loans.  The Noteholders reports filed on Forms 8-K provide complete information on the Trust. An aggregate summary of such information provided in Noteholders Reports during the period from October 1, 2005 to September 30, 2006 is provided in Exhibit 13.1 contained herein.

The Manager also attaches hereto, as Exhibit 99.4, the Custodial Audit Report by KPMG.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Not applicable.

ITEM 11. EXECUTIVE COMPENSATION

Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Crusade Management Limited is a wholly owned subsidiary of St.George Bank Limited. Its principal business activity is the management of securitisation trusts established under St.George Bank Limited’s Crusade Trust, Crusade Euro Trust, Crusade Global Trust and Crusade Auto Trust Programmes.

St George Limited provides working capital to Crusade Management Limited. Also, Crusade Management Limited has entered into transactions on commercial terms with either St George Bank Limited or wholly owned subsidiaries of St George Bank Limited in order to carry out its functions as manager under the securitisation trusts.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Not applicable.

2. Not applicable.

3. Exhibits filed in response to Item 601 of Regulation S-K:

Exhibit No.	Description	Method of filing

Exhibit 13.1	Aggregate Totals for the period
	October 1, 2005 to September 30, 2006	Electronically
Exhibit 31.1	Section 302 Certification	Electronically
Exhibit 99.1	The Manager Officer’s Certificate of	Electronically

            Compliance

Exhibit 99.2	The Servicer Officer’s Certificate of	Electronically

            Compliance

Exhibit 99.3	Independent Auditors Annual	Electronically

            Servicer’s Compliance Certificate

Exhibit 99.4	Custodial Services Audit Report	Electronically

(b) The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

On November 15, 2005, February 27, 2006, May 16, 2006 and August 16, 2006, quarterly Noteholder Reports on Form 8-K were filed by the Manager in respect of the Trust under Central Index Key 0001338600 and are incorporated by reference herein. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUSADE MANAGEMENT LIMITED

/s/  Gregory M. Bartlett

Name:  Gregory M. Bartlett

Title:  Director

Date:  December 20, 2006

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

13.1	Aggregate Totals for the period October 1, 2005 to September 30, 2006
31.1	Section 302 Certification
99.1	The Manager Officer’s Certificate of Compliance
99.2	The Servicer Officer’s Certificate of Compliance
99.3	Independent Auditors Annual Servicer’s Compliance Certificate
99.4	Custodial Services Audit Report